Form 10-K
period 1997-12-31
FIRST UNION STUDENT LOAN TRUST 1997-1
filed 1998-05-06
CIK 1038471

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission file number 333-26405

                      FIRST UNION STUDENT LOAN TRUST 1997-1
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

DELAWARE                                             56-0900030
--------------------------------------------------------------------------------
(State of Incorporation)                (I.R.S. Employer Identification Number)

                  C/O FIRST UNION NATIONAL BANK, ADMINISTRATOR
                            301 SOUTH COLLEGE STREET
                       CHARLOTTE NORTH CAROLINA 28288-1075
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

--------------------------------------------------------------------------------
                (Mailing address of principal executive offices)

Registrant's telephone number, including area code:  (704) 383-6955

Securities Registered Pursuant to Section 12(b) of the Act:  NONE

Securities Registered Pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                      ---    ---

The Registrant has no officer, director or beneficial owner of more than 10% of equity securities to whom Section 16(a) of the Act applies and consequently Item 405 of Regulation S-K does not apply.

The Registrant does not have any voting stock, has not been involved in bankruptcy proceedings during the past five years and is not a corporate registrant.

No documents are incorporated by reference into this Form 10-K.

This Annual Report on Form 10-K for the First Union Student Loan Trust 1997-1 (the "Registrant") is filed in reliance upon certain no-action letters issued by the Office of the Chief Counsel, Division of Corporation Finance of the Securities and Exchange Commission (the "Commission") relating to similar trusts stating that the Commission will not object if such trusts file reports pursuant to Section 13 and 15(d) of the Securities and Exchange Act of 1934 in the manner described in such letters, including a letter dated May 9, 1997 from the Commission with respect to the KeyCorp Student Loan Trust 1996-A. Accordingly, certain items have been omitted from or modified in this Annual Report on Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

                  Omitted.

ITEM 2.  PROPERTIES

The property of the Registrant includes a pool of guaranteed education loans (the "Financed Student Loans") to students and parents of students acquired by The First National Bank of Chicago, as the eligible lender trustee (the "Eligible Lender Trustee") on behalf of the Registrant from First Union National Bank ("First Union"), collections and other payments with respect to the Financed Student Loans and monies on deposit in certain accounts held for the benefit of the Registrant. For more information regarding the property of the Registrant, see the Annual Compliance Certificate of the Administrator and the Annual Compliance Certificate of the Master Servicer (attached hereto as Exhibits 99.1 and 99.2, respectively) provided by First Union as the administrator and master servicer of the Registrant pursuant to Section 3.09 of the Master Servicing Agreement, dated as of July 1, 1997 (the "Master Servicing Agreement"), among the Registrant, First Union, as master servicer and administrator, and the Eligible Lender Trustee.

ITEM 3.  LEGAL PROCEEDINGS

The Registrant knows of no material pending legal proceedings involving the Trust or its property.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

No matters were submitted to either the certificateholders or noteholders for a vote or consent during the period covered by this Annual Report on Form 10-K.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

At December 31, 1997, there was one registered holder of the Registrant's Floating Rate Asset Backed Certificates (the "Certificates"). There is no established public market in which such Certificates are traded.

ITEM 6.  SELECTED FINANCIAL DATA

                  Omitted.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  Omitted.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE
                  DISCUSSIONS ABOUT MARKET RISKS.

                  Not applicable.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  Omitted.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  Omitted.

ITEM 11. EXECUTIVE COMPENSATION

                  Omitted.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 1997, the Certificates were registered in the name of (i) NBD Bank and (ii) CEDE & Co., as nominee of the Depository Trust Company ("DTC"). The books of DTC indicate that the institution listed below is the only record owner of in excess of five percent (5%) of the Certificates issued by the Registrant. Only such participant, however, knows the identity of the beneficial owners of the Certificates.




                               Name and Address                  Amount and nature of
Title of Class                 of Beneficial Owner               Beneficial Ownership            Percent of Class
--------------                 -------------------               --------------------            ----------------


Floating  Rate  Asset  Backed  NBD Bank                              $14,195,880                       100%
Certificates                   611 Woodward Avenue
                               Detroit, MI  48226


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

(a)      Not applicable.

(b)      Reports on Form 8-K.

         Current Reports on Form 8-K, reporting under Item 5, were filed with the Commission on July 22 and December 27, 1997.

(c)      Exhibits.

4.1               Form of  Indenture  (including  Notes),  as amended,  between the  Registrant  and the  indenture trustee,  incorporated by reference to Exhibit 4.1 to the Registration  Statement on Form S-3, as
                  amended, File No. 333-26405.

4.2               Form of Trust  Agreement  (including  Certificates),  among the  seller and the  eligible  lender trustee,  incorporated  by  reference  to Exhibit 4.2 to  Registration  Statement on Form S-3, as
                  amended, File No. 333-26405.

4.3               Form of Master Servicing  Agreement,  among the master servicer,  administrator  and the eligible lender trustee,  incorporated by reference to Exhibit 4.3 to the  Registration  Statement on Form
                  S-3, as amended, File No. 333-26405.





4.4               Form of Sale Agreement,  among the Registrant,  as the issuer, the seller and the eligible lender trustee,  incorporated by reference to Exhibit 4.4 to the Registration  Statement on Form S-3, as
                  amended, File No. 333-26405.

4.5               Form of Administration Agreement,  among the Registrant,  the administrator,  the eligible lender trustee and the  indenture  trustee,  incorporated  by reference  to Exhibit 4.5 to  Registration
                  Statement on Form S-3, as amended, File No. 333-26405.

4.6               Form of Guaranty  Agreement,  incorporated by reference to Exhibit 4.6 to Registration  Statement on Form S-3, as amended, File No. 333-26405.

99.1              Administrator's  Annual  Compliance  Certificate  for the year ended  December  31,  1997  (filed herewith).

99.2              Master  Servicer's  Annual  Compliance  Certificate  for the year ended  December 31, 1997 (filed herewith).


                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated May 5, 1998

                            FIRST UNION STUDENT LOAN TRUST 1997-1

                            By:    FIRST UNION NATIONAL BANK,
                                   not in its individual capacity but solely as
                                   Administrator

                            By:  /s/  John M. Gordon
                                 ----------------------------
                                   Name:  John M. Gordon
                                   Title:  Vice President




SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15 (d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to certificateholders during the period covered by this Annual Report on Form 10-K and the Registrant does not intend to furnish such materials to certificateholders subsequent to the filing of this report.

                                  EXHIBIT INDEX

EXHIBIT
NO.                                       DESCRIPTION

4.1               Form of  Indenture  (including  Notes),  as amended,  between the  Registrant  and the  indenture trustee,  incorporated by reference to Exhibit 4.1 to the Registration  Statement on Form S-3, as
                  amended, File No. 333-26405.

4.2               Form of Trust  Agreement  (including  Certificates),  among the  seller and the  eligible  lender trustee,  incorporated  by  reference  to Exhibit 4.2 to  Registration  Statement on Form S-3, as
                  amended, File No. 333-26405.

4.3               Form of Master Servicing  Agreement,  among the master servicer,  administrator  and the eligible lender trustee,  incorporated by reference to Exhibit 4.3 to the  Registration  Statement on Form
                  S-3, as amended, File No. 333-26405.

4.4               Form of Sale Agreement,  among the Registrant,  as the issuer, the seller and the eligible lender trustee,  incorporated by reference to Exhibit 4.4 to the Registration  Statement on Form S-3, as
                  amended, File No. 333-26405.

4.5               Form of Administration Agreement,  among the Registrant,  the administrator,  the eligible lender trustee and the  indenture  trustee,  incorporated  by reference  to Exhibit 4.5 to  Registration
                  Statement on Form S-3, as amended, File No. 333-26405.

4.6               Form of Guaranty  Agreement,  incorporated by reference to Exhibit 4.6 to Registration  Statement on Form S-3, as amended, File No. 333-26405.

99.1              Administrator's  Annual  Compliance  Certificate  for the year ended  December  31,  1997  (filed herewith).

99.2              Master  Servicer's  Annual  Compliance  Certificate  for the year ended  December 31, 1997 (filed herewith).

                                       7